Form 10-K
period 2008-12-31
PHH Mortgage Trust, Series 2008-CIM1
filed 2009-03-25
CIK 1432092

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-141008-13

      PHH Mortgage Trust, Series 2008-CIM1
      (exact name of issuing entity as specified in its charter)

      ACE Securities Corp.
      (exact name of the depositor (as registrant on behalf of the issuing entity) as specified in its charter)

      Chimera Investment Corporation
      (exact name of the sponsor as specified in its charter)



  Delaware                                06-1442101
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  6525 Morrison Boulevard
  Suite 318
   Charlotte, NC                                28211
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (704) 365-0569



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer      X
   Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

None.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

PHH Mortgage Corporation (the "Asserting Party") has assessed its compliance with the Servicing Criteria as of December 31, 2008 and has concluded that the Asserting Party has complied, in all material respects, with the Servicing Criteria with respect to the Platform taken as a whole, in all material respects, except for as discussed below:

Standard                        Description
1122(d)(4)(iii)         The Asserting Party has not instituted policies and
                        procedures to ensure any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements. During the year ended December 31, 2008, the Asserting Party could not provide documentation to support that certain removals to asset pools made outside of the timelines established in the applicable transaction agreements were appropriately approved.

The occurrences identified were due to unprecedented volume of repurchase demands received during the past year. Staffing adjustments have been made in order to meet the contractual time frames per the transaction agreements. PHH Mortgage Corporation has also implemented weekly status reports. These reports allow for better management of the outstanding repurchase demands. To further supplement the management of the repurchase demands the Asserting Party has recently instituted that formal responses be provided to an investor within thirty days of receipt of the demand.

1122(d)(4)(x)(B)        The Asserting Party did not pay, or credit, interest on
                        funds held in trust to certain obligors in accordance with state laws.

All loans were reviewed and corrective action taken in January 2009. In addition, periodic monitoring/detection reports have been created as well as additional system security measures implemented to ensure on-going compliance.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, PHH Mortgage Corporation Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that PHH Mortgage Corporation was required to address under the terms of the related Servicing Agreement. PHH Mortgage Corporation has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer Compliance Statement provided under Item 1123 of Regulation AB, because PHH Mortgage Corporation asserts that those items are not applicable to PHH Mortgage Corporation



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Indenture dated as of April 24, 2008, by and among PHH Mortgage Trust, Series 2008-CIM1 as Issuer, HSBC Bank USA, National Association as Indenture Trustee and Wells Fargo Bank, N.A. as Securities Administrator (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

  (4.2) Administration Agreement, dated as of April 24, 2008, by and among PHH Mortgage Trust, Series 2008-CIM1 as Issuer, HSBC Bank USA, National Association as Indenture Trustee, Wells Fargo Bank, N.A. as Securities Administrator, LaSalle National Trust Delaware as Owner Trustee and Ace Securities Corp. as Depositor (incorporated herein by reference from Exhibit
  4.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

  (4.3) Sale and Servicing Agreement, dated as of April 1, 2008, by and among PHH Mortgage Trust, Series 2008-CIM1 as Issuer, Ace Securities Corp. as Depositor, Chimera Investment Corporation as seller, HSBC Bank USA, National Association as Indenture Trustee, Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator (incorporated herein by reference from Exhibit
  4.3 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

  (4.4) Assignment, Assumption and Recognition Agreement, dated as of April 1, 2008, by and among Chimera Investment Corporation, as assignor, PHH Mortgage Corporation, as seller and as servicer and ACE Securities Corp., as assignee (incorporated herein by reference from Exhibit 4.4 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

  (4.5) Amended and Restated Trust Agreement, dated as of April 24, 2008, by and among Ace Securities Corp. as Depositor, LaSalle National Trust Delaware as Owner Trustee and Wells Fargo Bank, N.A. as Securities Administrator (incorporated herein by reference from Exhibit 4.5 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

  (4.6) Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of December 14, 2007, by and between Chimera Investment Corporation, as purchaser and PHH Mortgage Corporation and Bishop's Gate Residential
  Mortgage Trust, as sellers (incorporated herein by reference from Exhibit 4.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

  (10) Incorporated by reference as Exhibit (4)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 PHH Mortgage Corporation as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Paying Agent
    33.4 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 PHH Mortgage Corporation as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Paying Agent
    34.4 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 PHH Mortgage Corporation as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See Exhibits identified in paragraph (a) of Item 15 above.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   PHH Mortgage Trust, Series 2008-CIM1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 20, 2009



  Exhibit Index

  Exhibit No.


   (4.1) Indenture dated as of April 24, 2008, by and among PHH Mortgage Trust,
    Series 2008-CIM1 as Issuer, HSBC Bank USA, National Association as Indenture Trustee and Wells Fargo Bank, N.A. as Securities Administrator (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

   (4.2) Administration Agreement, dated as of April 24, 2008, by and among PHH Mortgage Trust, Series 2008-CIM1 as Issuer, HSBC Bank USA, National Association as Indenture Trustee, Wells Fargo Bank, N.A. as Securities Administrator, LaSalle National Trust Delaware as Owner Trustee and Ace Securities Corp. as Depositor (incorporated herein by reference from Exhibit 4.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

   (4.3) Sale and Servicing Agreement, dated as of April 1, 2008, by and among PHH Mortgage Trust, Series 2008-CIM1 as Issuer, Ace Securities Corp. as Depositor, Chimera Investment Corporation as seller, HSBC Bank USA, National Association as Indenture Trustee, Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator (incorporated herein by reference from Exhibit 4.3 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

   (4.4) Assignment, Assumption and Recognition Agreement, dated as of April 1,
    2008, by and among Chimera Investment Corporation, as assignor, PHH Mortgage Corporation, as seller and as servicer and ACE Securities Corp., as assignee (incorporated herein by reference from Exhibit 4.4 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

   (4.5) Amended and Restated Trust Agreement, dated as of April 24, 2008, by and among Ace Securities Corp. as Depositor, LaSalle National Trust Delaware as Owner Trustee and Wells Fargo Bank, N.A. as Securities Administrator (incorporated herein by reference from Exhibit 4.5 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

   (4.6) Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of December 14, 2007, by and between Chimera Investment Corporation, as purchaser and PHH Mortgage Corporation and Bishop's Gate Residential
   Mortgage Trust, as sellers (incorporated herein by reference from Exhibit 4.6 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 9, 2008, Commission File Number 333-141008-13, CIK Number 0001432092).

   (10) Incorporated by reference as Exhibit (4)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 PHH Mortgage Corporation as Servicer
    33.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.3 Wells Fargo Bank, N.A. as Paying Agent
    33.4 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 PHH Mortgage Corporation as Servicer
    34.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.3 Wells Fargo Bank, N.A. as Paying Agent
    34.4 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 PHH Mortgage Corporation as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
